Form 10-K
period 2025-12-31
COMM 2018-COR3 Mortgage Trust
filed 2026-03-17
CIK 1735733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Atlantic Times Square Mortgage Loan and the Lehigh Valley Mall Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Trimont LLC is the primary servicer of the Lehigh Valley Mall Mortgage Loan and the Atlantic Times Square Mortgage Loan on and after March 1, 2025.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Lehigh Valley Mall Mortgage Loan and the Atlantic Times Square Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Lehigh Valley Mall Mortgage Loan and the Atlantic Times Square Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Pentalpha Surveillance LLC as operating advisor of the Atlantic Times Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Trimont LLC as primary servicer of the Lehigh Valley Mall Mortgage Loan and the Atlantic Times Square Mortgage Loan on and after March 1, 2025 and LNR Partners, LLC as special servicer of the Lehigh Valley Mall Mortgage Loan and the Atlantic Times Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.16       Wells Fargo Bank, National Association, as Trustee of the Grand Hyatt Seattle Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Grand Hyatt Seattle Mortgage Loan (see Exhibit 33.4)

33.18       Park Bridge Lender Services LLC, as Operating Advisor of the Grand Hyatt Seattle Mortgage Loan (see Exhibit 33.5)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan prior to March 1, 2025

33.21       Trimont LLC, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan on and after March 1, 2025

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

33.24       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 33.5)

33.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 33.20)

33.29       Trimont LLC, as Primary Servicer of the Atlantic Times Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.21)

33.30       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 33.22)

33.31       Wilmington Trust, National Association, as Trustee of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the Atlantic Times Square Mortgage Loan (see Exhibit 33.4)

33.33       Pentalpha Surveillance LLC, as Operating Advisor of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 33.26)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.16       Wells Fargo Bank, National Association, as Trustee of the Grand Hyatt Seattle Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Grand Hyatt Seattle Mortgage Loan (see Exhibit 34.4)

34.18       Park Bridge Lender Services LLC, as Operating Advisor of the Grand Hyatt Seattle Mortgage Loan (see Exhibit 34.5)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan prior to March 1, 2025

34.21       Trimont LLC, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan on and after March 1, 2025

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

34.24       Wells Fargo Bank, National Association, as Custodian of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Lehigh Valley Mall Mortgage Loan (see Exhibit 34.5)

34.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lehigh Valley Mall Mortgage Loan

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 34.20)

34.29       Trimont LLC, as Primary Servicer of the Atlantic Times Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.21)

34.30       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 34.22)

34.31       Wilmington Trust, National Association, as Trustee of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the Atlantic Times Square Mortgage Loan (see Exhibit 34.4)

34.33       Pentalpha Surveillance LLC, as Operating Advisor of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 34.26)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan prior to March 1, 2025

35.10       Trimont LLC, as Primary Servicer of the Lehigh Valley Mall Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.11       LNR Partners, LLC, as Special Servicer of the Lehigh Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 35.9)

35.13       Trimont LLC, as Primary Servicer of the Atlantic Times Square Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

Date: March 17, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 17, 2026